Form 10QSB
period 1999-03-31
SOURCE ONE INC /NV/
filed 1999-06-21
CIK 1051353

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           Form 10-QSB


[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES ACT OF 1934

     For the quarterly period ended March 31, 1999

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES ACT OF 1934

     For the transition period from __________ to _______________

     Commission file number: 0-25511

                             Source One, Incorporated
                    (Exact name of small business issuer as
                            specified in its charter)

                                     Nevada
          (State or other jurisdiction of incorporation or organization)

                                  88-0379078
                       (IRS Employer Identification No.)

             236 S. Rainbow Blvd., Suite 486, Las Vegas, NV 89128
                   (Address of principal executive offices)

                                 (702) 363-0066
                           (Issuer's telephone number)


     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
   Yes  [ ]      No   [x]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 11,292,000

     Transitional Small Business Disclosure Format:
                                        Yes [ ]   No [x]

                  PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Following are the financial statements for the period ended March
31, 1999.

                   SOURCE ONE, INCORPORATED

                 (A DEVELOPMENT STAGE COMPANY)

                     FINANCIAL STATEMENTS
                          (Unaudited)

               MARCH 31, 1999 AND MARCH 31, 1998

                       TABLE OF CONTENTS





                                                          Page Number


ACCOUNTANT'S REPORT..........................................   1

FINANCIAL STATEMENT:

   Balance Sheet.............................................   2

   Statement of Operations and Deficit
    Accumulated During the Development Stage.................   3

   Statement of Changes in Stockholders' Equity .............   4

   Statement of Cash Flows ..................................   5

   Notes to the Financial Statements ........................   6

David E. Coffey
3651 Lindell Rd., Suite H, Las Vegas, NV 89103
(702) 871-3979


To the Board of Directors and Stockholders of Source One Incorporated
Las Vegas, Nevada


The accompanying balance sheets as of March 31, 1999 and March 31, 1998 and the related statements of operations, and cash flows for the three months ended March 31, 1999 and 1998 were not audited by me and, accordingly, I do not express an opinion on them.


/S/ DAVID COFFEY C.P.A.
David Coffey C.P.A.
June 18, 1999

SOURCE ONE, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET MARCH 31, 1999
(Unaudited)


ASSETS                           March 31,              March 31,
                                    1999                   1998
                                 ---------              ---------

Cash                           $     6,336            $    10,312

Organizational costs
   less accumulated
   amortization of $1,123            3,062                  3,898
Accounts receivable                  2,567                      0
Deposits                               420                    420
Inventory                            6,674                  6,366
                                    ------                 ------


    Total Assets               $    19,059                 20,996
                                    ======                 ======

LIABILITIES & STOCKHOLDERS' EQUITY

Accounts payable               $     3,359            $         0
                                     -----                  -----
   Total Liabilities                 3,359                      0


Stockholders' Equity
   Common stock, authorized
   20,000,000 shares at $.001
   par value, issued and
   outstanding 11,292,000
   shares                           11,292                 11,292
   Preferred stock, 5,000,000
   shares at $.001 par value,
   no shares issued or outstanding       0                      0
   Additional paid-in capital       12,628                 14,428
   Deficit accumulated during the
   development stage                (8,220)                (4,724)
                                    ------                 ------
   Total Stockholders' Equity       15,700                 20,996


   Total Liabilities and
     Stockholders' Equity      $    19,059            $    20,996
                                    ======                 ======


The accompanying notes are an integral part of these financial statements.

SOURCE ONE, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS AND DEFICIT
ACCUMULATED DURING THE DEVELOPMENT STAGE
FOR THE PERIOD ENDED March 31, 1999
(With Cumulative Figures From Inception)
(Unaudited)


                                                              From Inception,
                  January 1, 1999        January 1,1998        Nov. 18, 1997
                  To March 31, 1999     To March 31,1998     To March 31, 1999
                  -----------------     -----------------    -----------------

Sales                $        3,006        $        3,154        $     23,098
Cost of sales                (3,319)               (2,485)            (17,407)
                              -----                 -----              ------
Gross margin                   (313)                  669               5,691


Expenses
  Amortization                  208                   209               1,123
  Advertising                     0                     0                 550
  Consulting                    400                 1,095               4,395
  Fees                        2,940                     0               3,655
  Office supplies                64                   940               1,850
  Rent                            0                     0                 210
  Telephone                       0                     0                 150
  Travel and Meals                0                   870               1,692
  Uncollectible Accounts          0                   286                 286
                              -----                 -----               -----

Total expenses                3,612                 3,400              13,911

Net Loss                     (3,925)               (2,731)        $    (8,220)
                                                                        =====
Retained earnings,
beginning of period          (4,295)               (1,993)
                              -----                 -----
Deficit accumulated during
the development stage    $   (8,220)            $  (4,724)
                              =====                 =====


The accompanying notes are an integral part of these financial statements.

SOURCE ONE, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
PERIOD FROM September 8, 1998 (Date of Inception)
To March 31, 1999


                                                     Additional
                              Common Stock           Paid-in
                              Shares       Amount    Capital     Total
                              ---------- ---------   ---------   ---------

Balance,
November 18, 1997             ---------- $  -----    $  -----    $   -----


Issuance of common
stock for services            8,000,000     8,000           0        8,000

Issuance of common
stock for cash                3,292,000     3,292      20,628       23,920

Less net loss                         0         0           0       (1,993)
Less offering costs                   0         0      (4,100)      (4,100)
                              ---------     -----      ------        -----

Balance,
December 31, 1997            11,292,000    11,292      16,528       25,827

Less net loss                         0         0           0       (2,302)
Less' offering costs                  0         0           0       (3,900)
                              ---------     -----       -----      -------

Balance'
December 31, 1998            11,292,000    11,292      12,628       19,625

Less net loss                         0         0           0       (3,925)
                             ----------     -----       -----       ------

Balance,
March 31, 1999               11,292,000  $ 11,292    $ 10,378     $ 15,700
                             ==========   =======     =======      =======

The accompanying notes are an integral part of these financial statements.

SOURCE ONE, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS FOR THE PERIOD ENDED March 31, 1999
(With Cumulative Figures From Inception)
(Unaudited)


                                                              From Inception,
                        January 1, 1999    January 1, 1998      Nov. 18, 1997
                       To March 31, 1999  To March 31, 1998  To March 31, 1999
                         --------------    ---------------    ---------------

CASH FLOWS PROVIDED BY
OPERATING ACTIVITIES

Net loss                  $     (3,925)     $    (2,731)       $      (8,220)
Non-cash items included
  in net loss
   Amortization                    208              209                1,123

Adjustments to reconcile
  net loss to cash used by
  operating activity

   Decrease in Accounts
     receivable                    790              378                  370
   Deposits                          0              ---               (3,886)
   Increase in Inventory        (2,788)          (6,366)              (6,145)
   Increase in Accounts
     payable                     2,098           (5,461)               3,359
                                ------           ------               ------

     NET CASH PROVIDED BY
     OPERATING ACTIVITIES       (3,617)         (13,971)             (13,399)

CASH FLOWS USED BY INVESTING
ACTIVITIES
   Organizational costs              0              ---                4,185
                                 -----            -----                -----

     NET CASH USED BY
     INVESTING ACTIVITIES            0                                 4,185

CASH FLOWS FROM FINANCING
ACTIVITIES
   Sale of common stock              0              ---               11,292
   Paid-in capital                   0              ---               20,628
   Less offering costs               0            2,100               (8,000)
                                 -----            -----                -----
     NET CASH PROVIDED BY
     FINANCING ACTIVITIES            0            2,100               23,920

     NET INCREASE IN CASH       (3,617)         (16,071)         $     6,336
                                                                       =====
CASH AT BEGINNING OF PERIOD      9,953           26,383
                                 -----           ------
   CASH AT END OF PERIOD  $      6,336      $    10,312
                                ======           ======


The accompanying notes are an integral part of these financial statements.

SOURCE ONE, INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
March 31, 1999 and March 31, 1998



NOTES TO THE FINANCIAL STATEMENTS

          Source One, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended March 31, 1999, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in the audited financial statements for the year ended December 31, 1998 as filed in the Registration Statement on Form 10-SB.

UNAUDITED INFORMATION

          The information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all adjustments which are, in the opinion of management, necessary to properly reflect the results of the period presented. The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

Item 2.  Management's Discussion and Analysis or Plan of
Operation

GENERAL

     The Company currently operates at 236 S. Rainbow Bl., Suite
486, Las Vegas, Nevada 89128. The Company's principal business is providing promotional/incentive types of jewelry through the Internet and mail order.

Results of Operations for the Period Ending March 31, 1999

     The following is a discussion of the results of operations for the quarter ended March 31, 1999, compared to the quarter ended March 31, 1998.

     Total revenues for the quarter ended March 31, 1999 were $3,006, compared to $3,154 during the quarter ended March 31, 1998, which represents a decrease of $148. The decrease is due to the fact that sales for the Company for the first quarter of 1999 were not as brisk as sales for the same period of 1998.

     Total costs and expenses increased for the quarter ended
March 31, 1999 as compared to 1998 by $212, to $3,612 from $3,400. This increase was due to the fact that the Company had increased expenses associated with accounting fees.

     The net income for the quarter ended March 31, 1999 was $(3,925) compared to $(2,731) for the same period of 1998 and was associated with the increase in general expenses and costs of goods sold for the Company. The net income for the quarter ended March 31, 1999, when compared to the same period of 1998, decreased due to the increase in other general and administrative expenses.

Liquidity and Capital Resources

     Cash as of March 31, 1999 was $6,336 as compared to $10,312 as of March 31, 1998. During the last quarter of 1997, the Company completed a small public stock offering. Due to the proceeds from the stock offering, the Company had increased cash during the quarter ended March 31, 1998 as compared to the quarter ended March 31, 1999.

PLAN OF OPERATION

     During the next twelve months the Company's plan of operation is to look to further expansion on the World Wide Web,(WWW), where some 50 million potential customers are looking to find the products and services they need. The Company believes the World Wide Web could become the greatest resource for the Company's future growth and expansion.

     The Company's plans include modifying its web site.
Management looks to include an on-line ordering service and to offer a secured site to increase the Company's on-line e-commerce. The Company intends to continue to develop its advertising concept on the Web which is currently represented in the form of banner ads.

     During the next twelve months, the Company's cash requirements will include its lease payments on the Company's office space in Las Vegas, Nevada, as well as miscellaneous overhead. Management believes that the Company's existing cash resources and cash generated from operations will be sufficient to fund the Company's ongoing operations through the remainder of 1999 and be sufficient to provide for the foregoing cash requirements for day to day operations in the next twelve months. There is no guarantee that the budgeted funds will be sufficient to achieve these goals. Management believes that it will not achieve profitability until it is able to realize approximately $5,000 in gross sales per month. The Company has no guarantee that it will be able to achieve this goal in the next twelve months.

     The Company may require additional funds and time to achieve these goals. Even if the Company begins generating revenues, it could require additional funding for expansion. The Company may find it difficult to succeed in securing additional financing. The Company may be able to attract some private investors, or an officer and/or director may be willing to make additional cash contributions, advancements or loans. Or, as an alternative, the Company could attempt some form of debt or equity financing.

YEAR 2000 ISSUES

     The Company has conducted a comprehensive review of its computer, telephone and alarm systems to identify the systems that could be affected by the Year 2000 issue and is developing an implementation plan to resolve the issue.

     The issue pertains to whether or not computer systems will properly recognize date-sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The company is heavily dependent on computer processing in the conduct of its business activities.

     The Company has identified four areas which could be affected by the Year 2000 issue: computer systems, Internet services, shipping services and telephone systems.

               A.   Computer Systems

                    The Company uses a variety of computer software packages to operate the business, the majority of which are small "canned" programs which are used in day-to-day operations. The Company has reviewed the software it uses (i.e., Microsoft Office and related programs) and has been assured by Microsoft Corporation that its products that it uses are new enough to not be affected by any Year 2000 issues.

               B.   Internet Service

                    @wizard.com, the Company's Internet provider, assures the Company that their computer systems will not be affected by any Y2K issues. @wizard.com located in Las
          Vegas, Nevada, uses Sprint, which uses a Nortel DMS 100 system which will accommodate all Y2K issues.

               C.   Shipping Services

                    The Company currently uses the United States Postal Service for its shipping needs. A spokesperson for U.S.
          Postal Service assured the Company that there will be no interruption by the Year 2000 and will not be affected adversely by any Year 2000 concerns.

               D.   Telephone Systems

                    The Company uses the only local carrier in Las Vegas, Sprint, for its telephone system. Sprint uses a Nortel
          DMS 100 system which will accommodate Y2K issues.

     The Company will experience no additional costs to upgrade or modify the phone systems to accommodate any Year 2000 issues. Based on the review of the computer systems, management does not believe the cost of remediation will be material to the Company's financial position and result of operations.

                   PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     Item #       Description
     ------       ------------

     27           Financial Data Schedule



(b)  Reports on Form 8-K

     No Reports on Form 8-K have been filed for the quarter ended
     March 31, 1999.


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   SOURCE ONE, INCORPORATED


June 21, 1999                      By: /s/ MIGNON CARDENAS
                                        Mignon Cardenas
                                        President, duly authorized officer


June 21, 1999                      By: /s/ SANDRA RAMIREZ
                                        Sandra Ramirez
                                        Treasurer