Form 10QSB
period 1999-06-30
SOURCE ONE INC /NV/
filed 1999-08-13
CIK 1051353

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           Form 10-QSB


[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES ACT OF 1934

     For the quarterly period ended June 30, 1999

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


     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
   Yes  [x]      No   [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 11,292,000

     Transitional Small Business Disclosure Format:
                                        Yes [ ]   No [x]

                  PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The unaudited condensed financial statements presented herein have been prepared by the Company in accordance with the instructions to Form 10-QSB and do not include all of the information and note disclosures required by generally accepted accounting principles. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto for the period ended December 31, 1998 included in the Company's Form 10-SB12G. The accompanying financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position and results of operations. The results of operations for the six months ended June 30, 1999 may not be indicative of the results that may be expected for the year ending December 31, 1999.

                     SOURCE ONE, INCORPORATED
                 (A DEVELOPMENT STAGE COMPANY)
                     FINANCIAL STATEMENTS
                          (Unaudited)
                 JUNE 30, 1999 AND JUNE 30,1998

                        TABLE OF CONTENTS



                                                    Page Number


ACCOUNTANT'S REPORT.........................................    1

FINANCIAL STATEMENT:

Balance Sheet...............................................    2

Statement of Operations and Deficit
 Accumulated During the Development Stage...................    3

Statement of Changes in Stockholders' Equity................    4

Statement of Cash Flows.....................................    5

Notes to the Financial Statements...........................    6

DAVID E. COFFEY
3561 Lindell Rd, Suite H Las Vegas, NV  89103
CERTIFIED PUBLIC ACCOUNTANT
(702) 871-3979


To the Board of Directors and Stockholders of Source One Incorporated
Las Vegas, Nevada

The accompanying balance sheet of Source One Incorporated (a development stage company) as of June 30, 1999 and the related statements of operations, stockholders' equity and cash flows for the three months and six months ended June 30, 1999 and 1998 and from inception on September 30, 1996 through June 30, 1999 were not audited by me and, accordingly, I do not express an opinion on them. The accompanying balance sheet as of December 31, 1998 was audited by me and I expressed an unqualified opinion on it in my report dated August 4, 1999.


/s/ DAVID COFFEY
David Coffey C.P.A.
August 4, 1999

SOURCE ONE, INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
(Unaudited)

                                                    June 30,     December 31,
                                                       1999             1998
                                                     ------           ------
                                                   Unaudited

ASSETS

Cash                                             $     4,158    $     9,953
Organizational costs less accumulated
 amortization                                          2,853          3,270
Deposits                                                 670            420
Accounts Receivable                                        0          3,357
Inventory                                              5,506          3,886
                                                       -----          -----

 Total Assets                                    $    13,187    $    20,886
                                                      ======         ======


LIABILITIES & STOCKHOLDERS' EQUITY

Accounts payable:
    Trade                                        $         0    $     1,261
                                                          --          -----
    Total Liabilities                                      0          1,261


Stockholders' Equity
 Common stock, authorized 20,000,000 shares
 at $.001 par value, issued and outstanding
 11,292,000 shares                                    11,292         11,292
 Preferred stock, 5,000,000 shares
 at $.001 per value, no shares issued
 or outstanding                                            0              0
 Additional paid-in capital                           12,628         12,628
 Deficit accumulated during
 the development stage                               (10,733)       ( 4,295)
                                                      ------         ------

 Total Stockholders' Equity                           13,187         19,625


Total Liabilities and Stockholders'
Equity                                            $   13,187    $    20,886
                                                      ======         ======



The accompanying notes are an integral part of these financial statements.

SOURCE ONE, INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS AND DEFICIT
ACCUMULATED DURING THE DEVELOPMENT STAGE
(With Cumulative Figures From Inception)
(Unaudited)


                 For the Three  For the Three  For the Six    For the Six    Inception
                 Months Ended   Months Ended   Months Ended   Months Ended   Sept. 30, 1996
                 June 30, 1999  June 30, 1998  June 30, 1999  June 30, 1998  To June 30, 1999
                 -------------  -------------  -------------  -------------  -------------

Sales                $  4,894     $     2,538      $   7,901      $   5,784     $    27,993
Cost of sales           4,381           1,293          7,700          2,948          21,789
                        -----           -----          -----          -----          ------
Gross margin              513           1,245            201          2,836           6,204

Expenses
 Amortization             209             209            417            418           1,332
 Advertising              395               0            395              0             945
 Consulting               450             300            850          1,395           4,845
 Licencing and fees        25             328            235            328             949
 Office expenses          322              26            387            966           2,323
 Professional fees      1,625               0          4,175              0           4,175
 Rent                       0               0            180              0             390
 Travel                     0               0              0            870           1,692
 Uncollectible Accounts     0             286              0            286             286
                        -----           -----          -----          -----           -----

Total expenses          3,026           1,149          6,639          4,263          16,937

Net Income (loss)      (2,513)             96         (6,438)        (1,427)     $  (10,733)
                                                                                     ======

Deficit accumulated,
beginning of period    (8,220)         (3,516)        (4,295)        (1,993)
                        -----           -----          -----          -----

Deficit accumulated
during the
development stage   $ (10,733)      $  (3,420)     $ (10,733)      $ (3,420)
                       ======           =====         ======          =====

Earnings (loss) per share
  Assuming Dilution: $  (.00)       $   (.00)      $   (.00)       $   (.00)     $     (.00)
                        =====           =====          =====           =====           =====



The accompanying notes are an integral part of these financial statements.

SOURCE ONE, INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
PERIOD FROM November 18, 1997 (Date of Inception)
To June 30, 1999

                                                                  Additional
                                                Common Stock      Paid-in
                                              Shares     Amount   Capital      Total
                                            ----------  --------  --------   ---------
Balance,
November 18, 1997                                    0  $      0  $      0   $       0

Issuance of common
stock for services                           8,000,000     8,000         0       8,000
Issuance of common
stock for cash                               3,292,000     3,292    20,628      23,920

Less net loss                                        0         0         0      (1,993)
Less offering costs                                  0         0    (4,100)     (4,100)
                                            ----------  --------  --------   ---------
Balance,
December 31, 1997                           11,292,000    11,292    16,528      25,827

Less net loss                                        0         0         0      (2,302)
Less offering costs                                  0         0    (3,900)     (3,900)
                                            ----------  --------  --------   ---------
Balance,
December 31, 1998                           11,292,000    11,292    12,628      19,625

Less net loss                                        0         0         0      (3,925)
                                            ----------  --------  --------   ---------
Balance,
March 31, 1999                              11,292,000    11,292    12,628      15,700

Less net loss                                        0         0         0      (2,513)
                                            ----------  --------  --------   ---------
Balance,
June 30, 1999                               11,292,000  $ 11,292  $ 12,628   $  13,187
                                            ==========   ======= =========   =========




The accompanying notes are an integral part of these financial statements.

SOURCE ONE INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
(With Cumulative Figures From Inception)
(Unaudited)

                                            For the Three  For the Three  For the Six    For the Six    Inception
                                            Months Ended   Months Ended   Months Ended   Months Ended   Sept. 30, 1996
                                            June 30, 1999  June 30, 1998  June 30, 1999  June 30, 1998  To June 30, 1999
                                            -------------  -------------  -------------  -------------  -------------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES
Net Income (loss)                              $  (2,513)     $      96    $    (6,438)   $    (1,427)    $   (10,733)
Noncash expenses included in net loss
     Amortization                                    209            209            417            418           1,332

(Decrease)Increase in accounts payable            (3,359)             0         (1,261)        (5,462)              0
Increase in deposits                                (250)             0           (250)             0            (670)
Decrease(Increase) in prepaid expenses                 0              0              0              0               0
(Increase)Decrease in Inventory                    1,168          1,292         (1,620)        (5,903)         (5,506)
(Increase)Decrease in accounts receivables         2,567            379          3,357            379               0
                                                  ------         ------          -----          -----           -----
      NET CASH PROVIDED BY
      OPERATING ACTIVITIES                         2,178          1,976         (5,795)       (11,995)          15,577

CASH FLOWS USED BY INVESTING ACTIVITIES
    Organizational costs                               0              0              0              0            4,185
                                                   -----          -----          -----          -----            -----
    NET CASH USED BY
    INVESTING ACTIVITIES                               0              0              0              0            4,185

CASH FLOWS FROM FINANCING ACTIVITIES
   Sale of common stock                                0              0              0              0           11,292
   Additional paid-in capital                          0              0              0              0           20,628
   Less offering costs                                 0              0              0         (2,100)          (8,000)
                                                   -----           ----          -----          -----            -----
   NET CASH PROVIDED BY
   FINANCING ACTIVITIES                                0              0              0         (2,100)          23,920
                                                   -----          -----          -----          -----            -----
   NET INCREASE(DECREASE)                         (2,178)         1,976         (5,795)       (14,095)       $   4,158
                                                                                                                 =====
CASH AT BEGINNING OF PERIOD                        6,336         10,312          9,953         26,383
                                                  ------         ------          -----          -----

CASH AT END OF PERIOD                           $  4,158       $ 12,288        $ 4,158       $ 12,288
                                                  ======         ======         ======         ======


Supplemental disclosure of cash flow information:
 Issuance of common stock in exchange
 for services                                                                                                $   8,000
                                                                                                                 =====




The accompanying notes are an integral part of these financial statements.

SOURCE ONE, INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
JUNE 30, 1999 and JUNE 30, 1998


NOTES TO THE FINANCIAL STATEMENTS


Source One Incorporated (the Company) has elected to omit substantially all footnotes to the financial statements for the six months ended June 30, 1999, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in the audited financial statements for the fiscal year ended December 31, 1998 as filed in the Registration Statement filed on Form 10-SB.


UNAUDITED INFORMATION


The information furnished herein was taken from books and records of the Company without audit. However, such information reflects all adjustments which are, in the opinion of management, necessary to properly reflect the results of the period presented. The information presented is not necessarily indicative of the results form operations expected for the full fiscal year.

Item 2.  Management's Discussion and Analysis or Plan of
Operation

     This Form 10-QSB includes, without limitation, certain statements containing the words "believes", "anticipates", "estimates", and words of a similar nature, which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful, cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this Form 10-QSB are forward-looking. In particular, the statements herein regarding the world wide web's role in the Company's future expansion, future cash requirements, future profitablity and year 2000 issues are forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. The Company's actual results may differ significantly from management's expectations.

GENERAL

The Company currently operates at 236 S. Rainbow Bl., Suite 486,
Las Vegas, Nevada 89128. The Company's principal business is providing promotional/incentive types of jewelry through the Internet and mail order.

Results of Operations for the Six Month Period Ending June 30, 1999

The following is a discussion of the results of operations for the six month period ended June 30, 1999, compared to the six months ended June 30, 1998.

Total revenues for the six months ended June 30, 1999 were $7,901, compared to $5,784 during the same period of 1998, which represents an increase of $2,117. The increase is due to the sales of 14 karat gold products the company introduced in 1999. However, the cost of sales for the six months ended June 30, 1998 were 51% of the sales, or $2,948, versus 97%, or $7,700, for the six months ended June 30, 1999.

The net income for the six months ended June 30, 1999 was $(6,438) compared to $(1,427) for the same period of 1998. Management attributes this decrease to the increase in cost of goods sold for the Company and general expenses. Total expenses for the six months ended June 30, 1999 were $6,639 compared to $4,263 for the same period in 1998. Management attributes this increase in expenses to the increased cost of 14kt gold jewelry and the costs associated with preparing quarterly financial reports.

Liquidity and Capital Resources

Cash as of June 30, 1999 was $4,158 as compared to $12,288 as of June 30, 1998.

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

                   PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     Item #       Description
     ------       ------------

     27           Financial Data Schedule



(b)  Reports on Form 8-K

     No Reports on Form 8-K have been filed for the quarter ended
     June 30, 1999.

Items 1, 2, 3, 4 and 5 of Part II have been omitted as inapplicable.


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         SOURCE ONE, INCORPORATED


August 12, 1999          By: /s/ MIGNON CARDENAS
                         Mignon Cardenas
                         President, Chief Financial Officer
                         and Duly Authorized Officer