Form 10QSB
period 1999-09-30
SOURCE ONE INC /NV/
filed 1999-11-09
CIK 1051353

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           Form 10-QSB


[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES ACT OF 1934

     For the quarterly period ended September 30, 1999

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

                  PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The unaudited condensed financial statements presented herein have been prepared by the Company in accordance with the instructions to Form 10-QSB and do not include all of the information and note disclosures required by generally accepted accounting principles. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto for the period ended December 31, 1998 included in the Company's Form 10-SB12G. The accompanying financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position and results of operations. The results of operations for the nine months ended September 30, 1999 may not be indicative of the results that may be expected for the year ending December 31, 1999.

                    SOURCE ONE, INCORPORATED
                  (A DEVELOPMENT STAGE COMPANY)
                      FINANCIAL STATEMENTS
                          (Unaudited)
            SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998

TABLE OF CONTENTS


                                                    Page Number
                                                    -----------

ACCOUNTANT'S REPORT .....................................    1

FINANCIAL STATEMENT:

Balance Sheet ...........................................    2

Statement of Operations and Deficit
 Accumulated During the Development Stage ...............    3

Statement of Changes in Stockholders' Equity ............    4

Statement of Cash Flows .................................    5

Notes to the Financial Statements .......................    6

DAVID E. COFFEY
3561 Lindell Rd, Suite A Las Vegas, NV  89103
CERTIFIED PUBLIC ACCOUNTANT
(702) 871-3979

To the Board of Directors and Stockholders of Source One Incorporated
Las Vegas, Nevada

The accompanying balance sheet of Source One Incorporated
(a development stage company) as of September 30, 1999 and the related statements of operations, stockholders' equity and cash flows for the three months and nine months ended September 30, 1999 and 1998 and from inception on November 18, 1997 through September 30, 1999 were not audited by me and, accordingly, I do not express an opinion on them. The accompanying balance sheet as of December 31, 1998 was audited by me and I expressed an unqualified opinion on it in my report dated February 3, 1999.

/s/ DAVID COFFEY
David Coffey C.P.A.
October 22, 1999

SOURCE ONE, INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
(Unaudited)

                                                 September 30,    December 31,
                                                       1999             1998
                                                 ------------    ------------
                                                   Unaudited

ASSETS

Cash                                             $     3,548    $     9,953
Organizational costs less accumulated
 amortization                                          2,642          3,270
Deposits                                                 670            420
Accounts Receivable                                        0          3,357
Inventory                                              5,607          3,886
                                                 -----------    -----------

 Total Assets                                    $    12,467    $    20,886
                                                 ===========    ===========


LIABILITIES & STOCKHOLDERS' EQUITY

Accounts payable:
    Trade                                        $         0    $     1,261
                                                 -----------    -----------
    Total Liabilities                                      0          1,261


Stockholders' Equity
 Common stock, authorized 20,000,000 shares
 at $.001 par value, issued and outstanding
 11,292,000 shares                                    11,292         11,292
 Preferred stock, 5,000,000 shares
 at $.001 per value, no shares issued
 or outstanding                                            0              0
 Additional paid-in capital                           12,628         12,628
 Deficit accumulated during
 the development stage                               (11,453)       ( 4,295)
                                                 -----------    -----------

 Total Stockholders' Equity                           12,467         19,625


Total Liabilities and Stockholders'
Equity                                           $    12,467    $    20,886
                                                 ===========    ===========

The accompanying notes are an integral part of these financial statements.

SOURCE ONE, INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS AND DEFICIT
ACCUMULATED DURING THE DEVELOPMENT STAGE
(With Cumulative Figures From Inception)
(Unaudited)

                 For the Three  For the Three  For the Nine   For the Nine    Inception
                 Months Ended   Months Ended   Months Ended   Months Ended    Nov. 18, 1997
                 Sept. 30, 1999 Sept. 30, 1998 Sept. 30, 1999 Sept. 30, 1998  To Sept. 30, 1999
                 -------------  -------------  -------------  -------------   -------------
Sales                $  4,069     $     3,435      $  11,971      $   9,219     $    32,063
Cost of sales           2,601           3,316         10,302          6,264          24,390
                     --------     -----------      ---------      ---------     -----------
Gross margin            1,468             119          1,669          2,955           7,673

Expenses
 Amortization             210             210            628            628           1,543
 Advertising                0               0            395              0             945
 Consulting                50             300            900          1,695           4,895
 Licencing and fees       459               0            694            328           1,408
 Office expenses          369             354            755          1,320           2,692
 Professional fees      1,100               0          5,275              0           5,275
 Rent                       0               0            180              0             390
 Travel                     0             822              0          1,692           1,692
 Uncollectible Accounts     0               0              0            286             286
                     --------     -----------      ---------      ---------     -----------

Total expenses          2,188           1,686          8,827          5,949          19,126

Net Income (loss)      (  720)         (1,567)        (7,158)        (2,994)     $  (11,453)
                                                                                 ==========

Deficit accumulated,
beginning of period   (10,733)         (3,420)        (4,295)        (1,993)
                     --------     -----------      ---------      ---------

Deficit accumulated
during the
development stage    $(11,453)    $    (4,987)     $ (11,453)     $  (4,987)
                     ========     ===========      =========      =========

Earnings (loss) per share
  Assuming Dilution: $   (.00)    $      (.00)     $    (.00)     $    (.00)    $      (.00)
                     ========     ===========      =========      =========     ===========


The accompanying notes are an integral part of these financial statements.

SOURCE ONE, INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
PERIOD FROM November 18, 1997 (Date of Inception)
To September 30, 1999


                                                       Additional
                                    Common Stock       Paid-in
                                 Shares      Amount    Capital     Total
                                 ----------  --------  --------   ---------

Balance,
November 18, 1997                         0  $      0  $      0   $       0

Issuance of common
stock for services                8,000,000     8,000         0       8,000

Issuance of common
stock for cash                    3,292,000     3,292    20,628      23,920

Less net loss                             0         0         0      (1,993)

Less offering costs                       0         0    (4,100)     (4,100)
                                 ----------  --------  --------   ---------
Balance,
December 31, 1997                11,292,000    11,292    16,528      25,827

Less net loss                             0         0         0      (2,302)

Less offering costs                       0         0    (3,900)     (3,900)
                                 ----------  --------  --------   ---------
Balance,
December 31, 1998                11,292,000    11,292    12,628      19,625

Less net loss                             0         0         0      (3,925)
                                 ----------  --------  --------   ---------
Balance,
March 31, 1999                   11,292,000    11,292    12,628      15,700

Less net loss                             0         0         0      (2,513)
                                 ----------  --------  --------   ---------
Balance,
June 30, 1999                    11,292,000    11,292    12,628      13,187

Less net loss                             0         0         0        (720)
                                 ----------  --------  --------   ---------
Balance,
September 30, 1999               11,292,000  $ 11,292  $ 12,628   $  12,467
                                 ==========  ========  ========   =========

The accompanying notes are an integral part of these financial statements.

SOURCE ONE INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
(With Cumulative Figures From Inception)
(Unaudited)

                                           For the Three  For the Three  For the Nine    For the Nine    Inception
                                           Months Ended   Months Ended   Months Ended   Months Ended   Nov. 18, 1997
                                           Sept. 30, 1999 Sept. 30, 1998 Sept. 30, 1999 Sept. 30, 1998 To Sept. 30, 1999
                                            -------------  -------------  -------------  -------------  -------------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES
Net Income (loss)                              $  (  720)     $  (1,567)    $   (7,158)   $    (2,994)    $   (11,453)
Noncash expenses included in net loss
     Amortization                                    210            210            628            628           1,543
(Decrease)Increase in accounts payable                 0            300         (1,261)        (5,161)              0
Increase in deposits                                   0              0           (250)             0            (670)
Decrease(Increase) in prepaid expenses              (100)         2,309              0              0               0
(Increase)Decrease in Inventory                        0              0         (1,721)        (3,594)         (5,607)
(Increase)Decrease in accounts receivables             0              0          3,357            378               0
                                               ---------      ---------     ----------    -----------     -----------
      NET CASH PROVIDED BY
      OPERATING ACTIVITIES                          (610)         1,252         (6,405)       (10,743)        (16,187)

CASH FLOWS USED BY INVESTING ACTIVITIES
    Organizational costs                               0              0              0              0           4,185
                                               ---------      ---------     ----------    -----------     -----------
    NET CASH USED BY
    INVESTING ACTIVITIES                               0              0              0              0           4,185

CASH FLOWS FROM FINANCING ACTIVITIES
   Sale of common stock                                0              0              0              0          11,292
   Additional paid-in capital                          0              0              0              0          20,628
   Less offering costs                                 0          1,800              0         (3,900)         (8,000)
                                               ---------      ---------     ----------    -----------     -----------
   NET CASH PROVIDED BY
   FINANCING ACTIVITIES                                0          1,800              0          3,900          23,920
                                               ---------      ---------     ----------    -----------     -----------
   NET INCREASE(DECREASE)                         (  610)         ( 548)        (6,405)       (14,643)    $     3,548
                                                                                                          ===========
CASH AT BEGINNING OF PERIOD                        4,158         12,288          9,953         26,383
                                               ---------      ---------     ----------    -----------

CASH AT END OF PERIOD                          $   3,548      $  11,740     $    3,548    $    11,740
                                               =========      =========     ==========    ===========


Supplemental disclosure of cash flow information:
 Issuance of common stock in exchange
 for services                                                                                             $     8,000
                                                                                                          ===========

The accompanying notes are an integral part of these financial statements.

SOURCE ONE, INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
September 30, 1999 and September 30, 1998


NOTES TO THE FINANCIAL STATEMENTS


Source One, Incorporated, (the Company) has elected to omit substantially all footnotes to the financial statements for the nine months ended September 30, 1999, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in the audited financial statements for the fiscal year ended December 31, 1998 as filed in the Registration Statement filed on Form 10-SB.

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

Results of Operations for the Nine Month Period Ending September 30, 1999
-------------------------------------------------------------------------

     The following is a discussion of the results of operations for the nine month period ended September 30, 1999, compared to the nine months ended September 30, 1998.

     Total revenues for the nine months ended September 30, 1999 were $11,971, compared to $9,219 during the same period of 1998, which represents an increase of $2,752. The increase is due to the sales of 14 karat gold products and new vermeil products introduced in 1999. However, the cost of sales for the nine months ended September 30, 1998 were 68% of the sales, or $2,955, versus 86%, or $1,669, for the nine months ended September 30, 1999.

     The net income for the nine months ended September 30, 1999 was $(7,158) compared to $(2,994) for the same period of 1998. Management attributes this decrease in net income to the increase in cost of goods sold for the Company and general expenses. Total expenses for the nine months ended September 30, 1999 were $8,827, compared to $5,949, for the same period in 1998. Management attributes this increase in expenditures due to the costs associated with accounting and preparation of the Form 10-QSB to meet SEC reporting requirements.

Liquidity and Capital Resources
-------------------------------

     Cash as of September 30, 1999 was $3,548, as compared to $9,953, as of September 30, 1998.

PLAN OF OPERATION

     During the next twelve months the Company's plan of operation is to look to further expansion on the World Wide Web(WWW), where some 50 million potential customers are looking to find the products and services they need. The Company believes the World Wide Web could become the greatest resource for the Company's future growth and expansion. The Company's plans include modifying its web site. Management looks to include an on-line ordering service and to offer a secured site to increase the Company's on-line e-commerce. During the next twelve months, the Company's cash requirements will include its lease payments on the Company's office space in Las Vegas, Nevada, as well as miscellaneous overhead. Management believes that the Company's existing cash resources and cash generated from operations will be sufficient to fund the Company's ongoing operations through the remainder of 1999, but will not be sufficient to fund the Company's ongoing operations and foregoing cash requirements for day to day operations in the next twelve months.

     If the Company does not succeed in seeing limited revenues or, at minimum, the potential of limited revenues, in the next twelve months, it may be forced to discontinue operations unless it is able to raise sufficient capital to continue pursuing its business plan. Management is not experienced in developmental companies and may not have estimated its needs for advertising and associated expenses in acquiring a client base accurately. The Company may require additional funds and time to achieve these goals. Even if the Company begins generating revenues, it could require additional funding for expansion. It may be difficult for the Company to succeed in securing additional financing. The Company may be able to attract some private investors, or officers and directors may be willing to make additional cash contributions, advancements or loans. Or, in the alternative, the Company could attempt some form of debt or equity financing. However, there is no guarantee that any of the foregoing methods of financing would be successful. If the Company fails to achieve at least a portion of its business goals in the next twelve months with the funds available to it, there is substantial uncertainty as to whether it will continue operations.

YEAR 2000 ISSUES

     Management believes that the Company's accounting and operational systems are year 2000 compliant. The Company is not dependent on computers other than for its internal bookkeeping which is done on a system that is Year 2000 compliant. The Company has no relationship with any third parties which are dependent on computers other than its bank. The Company's bank has reported that it is Year 2000 compliant.

                   PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     Item #       Description
     ------       ------------

     27           Financial Data Schedule



(b)  Reports on Form 8-K

     No Reports on Form 8-K have been filed for the quarter ended
     September 30, 1999.

Items 1, 2, 3, 4 and 5 of Part II have been omitted as inapplicable.


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         SOURCE ONE, INCORPORATED


November 8, 1999         By: /s/ MIGNON CARDENAS
                         Mignon Cardenas
                         President, Chief Financial Officer
                         and Duly Authorized Officer