Form 10KSB
period 1999-12-31
SOURCE ONE INC /NV/
filed 2000-04-07
CIK 1051353

UNITED STATES
                 U.S. SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549
                               FORM 10-KSB


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 1999.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ______ to ______

Commission file number:   000-25511



                           Source One, Incorporated
           -----------------------------------------------------
              (Name of Small Business Issuer in its charter)


            Nevada                                    88-0379078
          ----------                                -------------
(State or other jurisdiction of                   (I.R.S. employer
incorporation or organization)                     identification
                                                   number)


236 S. Rainbow Bl., Suite 486, Las Vegas, Nevada               89128
------------------------------------------------          --------------
(Address of principal executive offices)                    (Zip Code)

Issuer's Telephone Number:      (702) 363-0066

Securities registered under Section 12(b) of the Act:

            Title of each class:  n/a

            Name of each exchange on which registered:  n/a

Securities registered under Section 12(g) of the Act:

            Common Stock, par value $.001 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
      Yes  [x]    No  [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

State issuer's revenues for its most recent fiscal year: $17,354

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

None (No public market exists for the Company's common stock.)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of December 31, 1999, the Company has issued and outstanding 11,292,000 shares of common stock.

No documents have been incorporated by reference.

Transitional Small Business Disclosure Format:  Yes [ ]  No  [x]

                                 PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

     Source One, Incorporated (the "Company" or the "Registrant") was organized as a Nevada corporation on November 18, 1997. The Company sells jewelry through the Internet and via mail order. To date, the Company has concentrated on the sale of wholesale jewelry through these avenues.

PRINCIPAL PRODUCTS AND MARKETS

    In 1999, the Company offered for retail sale, 16 different items of jewelry and related merchandise. This merchandise consists of one necklace style, one style of ring, five bracelets styles, two earrings styles, one tack pin, and two different types of jewelry boxes. New for 1999,the Company introduced one 14 karat bracelet style and loose 10 point diamonds. Prices of this product line range from $2.00 for one of the jewelry boxes to $160.00 for a 14 karat gold bracelet, depending on the price of gold at the time of purchase.

     The jewelry products are all 18 karat (or 14 karat) overlaying sterling silver, which the jewelry industry refers to as Vermeil. The jewelry products offered by the Company are 100% guaranteed for wear as to appearance, loss of stones, and breakage.

     The Company markets its products via the Internet and has relied heavily on positive word of mouth advertising. The nature of the jewelry offered lends itself to promotional/incentive uses. As such, current clientele of the Company ranges from independent Mary Kay sales directors, and other direct sales companies.

    The Company intends to investigate other business opportunities in the jewelry industry such as maintaining a retail store front, purchasing overstock merchandise from suppliers, and/or investing in other related jewelry businesses.

METHODS OF DISTRIBUTION

     Since February of 1998, the Company has maintained its web-site/online catalog at http://wizard.com/source1. The Company has prepaid for Internet services through January of 2001. The Company does not yet offer a secure web-site wherein purchases may be made online, but intends to offer such a service in the future. Currently, orders are accepted via e-mail or telephone. Customers may purchase items using their Mastercard or Visa credit card.

     The Company is dependent upon advertising and publicity (via word of mouth) to bring awareness of the Company's products to its potential clientele.

     The Company relies upon word-of-mouth and referrals to help establish its client base. To date the Company has generated a large portion of its client base from these referrals. When the Company is able to better identify and focus on more specific markets it will adjust its distribution methods accordingly. At such time as the Company has built its market profile, it anticipates advertising through direct mail.

SUPPLIERS

     The Company obtains its merchandise from a number of sources. Its principal supplier is MK Resources, Inc., a Nevada corporation that acquires its merchandise from PAJ, Inc. in Dallas, Texas and Gold Rush Jewelry Design in Las Vegas, Nevada, the Company's supplier of loose gem stones, gold products. In 1999, the Company established an account with Benjamin & Company, in Los Angeles, CA., for the Company's 14 karat bracelet. The Company has no exclusive arrangements with any company and therefore, may obtain its products from any source. Relationships have been established at executive levels within the Company suppliers in order to ensure quality products, contain costs, and receive superior service.

COMPETITION

     There are a large number of companies and individuals engaged in the jewelry industry. On one search engine on the Internet, Yahoo.com, there are over 31,000 listings under the topic "Jewelry." The jewelry industry is highly competitive with respect to name recognition, quality of products, Internet presentation and advertising.

     Mignon Cardenas, President of the Company, is an independent sales director with Mary Kay Cosmetics. Such a position gives Ms. Cardenas special insight into the needs of independent consultants to the direct marketing industry. Management of the Company believes that this gives the Company an edge in providing promotional types of jewelry products to those individuals with a need to purchase jewelry and related items for incentives and rewards.

     The Company faces competition from a broad range of companies in the jewelry industry, retail jewelry stores, and promotional & incentive companies that offer jewelry items. Many of the Company's competitors have achieved national, regional and local recognition. Many of these competitors engage in extensive advertising and promotional programs.

     The Company is by no means the only such company specializing in this particular niche. However, Ms. Cardenas has many contacts within the ranks of the independent sales directors of Mary Kay and has found that word of mouth advertising among her peers to be a successful competitive tool.

     The Company believes that its competitive advantages are as follows:

           1. Pricing - The Company prices its products at twenty-five percent over its cost, depending on the cost of the product. The Company utilizes this strategy to attract volume buyers verses the one-item purchase. Also, the Company offers a price brake on certain items when six or more are purchased.

           2. Product Line - The Company believes that its largest advantage is its specialization in vermeil products. Management believes that the Company is developing a niche in this market, and that once established in the vermeil market, it will be able to introduce new product lines to increase revenues.

           3. Lower Overhead - The operating costs for national competitors can be expensive. Management believes that its lower operational costs will enable the Company to compete because of the lower overall overhead. Also, the Company keeps the advertising expense to a minimum by advertising over the Internet and by reliance on word of mouth advertising.

SEASONALITY

     The business of the Company is somewhat seasonal in that the jewelry industry in general has traditional holidays that spur seasonal consumer buying. The fourth calendar quarter is traditionally the highest sales volume quarter for sales inside the jewelry industry as a whole. However, the Company has not experienced the traditional spending habits of the industry. Rather, the first and fourth quarters generate a higher percentage of the company's annual revenues.

     This natural seasonality of the industry may not necessarily be represented in the patterns of the Company's revenues.

EMPLOYEES

     The Company currently has only one employee, its President, Mignon Cardenas. Ms. Cardenas does not devote her full attention to the affairs of the Company. As growth of the Company continues, additional employees will be added when necessary.


ITEM 2.  DESCRIPTION OF PROPERTY

     The Company maintains a monthly rental with an organization from which it rents an address/postal box and telephone answering service. The annual rental on this space is approximately $180 and includes the use, when available, of a small desk area. The Company has not signed a lease on this space but has prepaid the rental through April of 2000. The Company utilizes a portion of its President's home (705 Vincent Way, Las Vegas, NV 89128) for storing unsold inventory.


ITEM 3.  LEGAL PROCEEDINGS

     The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Company has been threatened. None of the Company's officers, directors, or beneficial owners of 5% or more of the Company's outstanding securities is a party adverse to the Company nor do any of the foregoing individuals have a material interest adverse to the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to the shareholders for a vote in the fourth quarter of 1999.

                            PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     The Company has no public trading market for its common stock. Although the Company intends to seek a quotation for its common shares on the Over-the-Counter Bulletin Board in the future, there is no assurance the Company will do so, nor is there any assurance that should the Company succeed in obtaining a listing for its securities on the OTC Bulletin Board or on some other exchange, that a trading market for the Company's stock will develop. There are no outstanding options, warrants to purchase, or securities convertible into common equity of the Company outstanding. The Company has not agreed to register any shares of its common stock for any shareholder.

     The Company has not issued any new securities during the last quarter of 1999.

STOCKHOLDERS

     The Company's transfer agent, Silver State Transfer & Registrar, confirms that there are 44 shareholders of record for the Company.

DIVIDENDS

     To date, the Company has not paid any dividends on its common stock. The payment of dividends, if any, in the future is within the discretion of the Board of Directors and will depend upon the Company's earnings, its capital requirements and financial condition, and other relevant factors. The Board does not intend to declare any dividends in the foreseeable future, but instead intends to retain all earnings, if any, for use in the Company's business operations. Under Nevada Corporate Law, dividends may be paid out of surplus or, in case there is no surplus, out of net profits for the fiscal year in which the dividend is declared and/or the proceeding fiscal year.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

GENERAL

     The Company currently operates at 236 S. Rainbow Bl., Suite 486, Las Vegas, Nevada 89128. The Company's principal business is providing promotional/incentive types of jewelry through the Internet and mail order.

Results of Operations for the Period Ending December 31, 1999
-------------------------------------------------------------

     The following is a discussion of the results of operations for the year ended December 31, 1999, compared to the year ended December 31, 1998.

     Total revenues for the year ended December 31, 1999 increased $1,553 as compared to 1998, to $17,354 from $15,801 respectively. The increase achieved in 1999 represents an increase of approximately 9%. However, the increase is due to the fact that the Company's client base and retail sales orders increased over the year.

     Total costs and expenses increased for the year ended December 31, 1999 as compared to 1998 by $4,042, to $10,552 from $6,510. Again, this increase was due to the fact that the Company's operating expenses increased, due largely to expenses associated with the increase in the expenditure in professional fees related to the preparation and filing of the Company's Form 10-SB and quarterly filings and general expenses.

     The net income for the year ended December 31, 1999 was $(7,565) and was associated with the increase in general expenses of the Company. The net income for 1999, when compared to 1998, decreased due to the increase in other general and administrative expenses and due largely to expenses associated with the increase in the expenditure in professional fees related to the preparation and filing of the Company's Form 10-SB and subsequent quarterly filings.

Liquidity and Capital Resources

     Cash as of December 31, 1999 was $4,651 as compared to $9,953 as of December 31, 1998. The change was primarily the net of cash $5,302, used by operating activities and the purchase of inventory.

PLAN OF OPERATION

     During the next twelve months, the Company's plan of operation is to look to further expansion on the World Wide Web(WWW). The Company believes the World Wide Web could become the greatest resource for the Company's future growth and expansion.

     In year 2000, the Company's plans to modifying its web site. Management looks to include an on-line ordering service and to offer a secured site to increase the Company's on-line e-commerce. The Company intends to continue to develop its advertising concept on the Web which is currently represented in the form of banner ads.

     During the next twelve months, the Company's cash requirements will include the following: (1) $100 per month to its bookkeeper; (2) The Company's monthly rental for its address/postal box and telephone answering service. The annual rental on this space is approximately $180; and (3) miscellaneous overhead. The Company, therefore, will require a minimum of $2,000 for the next 12 month for services and lease payments. The Company believes that the Capital Resources will be sufficient to provide for the foregoing cash requirements of $25,000 for day to day operations in the next twelve months. It will also provide for the costs of implementing its business plan, for the purchase of supplies and equipment, and general working capital which will include costs of advertising, mailings, Internet access and web site, and purchase of inventory. There is no guarantee that the budgeted funds will be sufficient to achieve these goals. Management believes that it will not achieve profitability until it is able to realize approximately $5,000 in gross sales per month. The Company has no guarantee that it will be able to achieve this goal in the next twelve months.

     The Company may require additional funds and time to achieve these goals. The Company could require additional funding for expansion. The Company may find it difficult to succeed in securing additional financing. The Company may be able to attract some private investors, or an officer and/or director may be willing to make additional cash contributions, advancements or loans. Or, as an alternative, the Company could attempt some form of debt or equity financing.

YEAR 2000 ISSUES
-----------------

     Management has not encountered any problems with the Company's accounting and operational systems. Management believes the operating systems which the Company utilizes are compliant and fully operational.

     The Company is not dependent on computers other than for its internal bookkeeping which is done on a Microsoft office 2000 system. The Company has no relationship with any third parties which are dependent on computers other than its bank.

ITEM 7.  FINANCIAL STATEMENTS

                     SOURCE ONE, INCORPORATED
                   (A DEVELOPMENT STAGE COMPANY)
                       FINANCIAL STATEMENTS
              DECEMBER 31, 1999 AND DECEMBER 31, 1998

                         TABLE OF CONTENTS

                                                                  Page Number
INDEPENDENT ACCOUNTANT'S REPORT                                          1

FINANCIAL STATEMENT

          Balance Sheets                                                 2

          Statements of Operations and Deficit
            Accumulated During the Development Stage                     3

          Statement of Changes in Stockholders' Equity                   4

          Statements of Cash Flows                                       5

          Notes to the Financial Statements                              6-7

DAVID E. COFFEY 3651 LINDELL ROAD, SUITE A, LAS VEGAS, NEVADA 89103

CERTIFIED PUBLIC ACCOUNTANT  (702) 871-3979

                  INDEPENDENT ACCOUNTANT'S REPORT

To the Board of Directors and Stockholders of Source One, Incorporated
Las Vegas, Nevada

     I have audited the accompanying balance sheets of Source One, Incorporated, (a development stage company) as of December 31, 1999, and December 31, 1998, and the related statements of operations, cash flows, and changes in stockholders' equity for the period from November 18, 1997, (date of inception) to December 31, 1999. These statements are the responsibility of Source One, Incorporated's management. My responsibility is to express an opinion on these financial statements based on my audit.

     I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

     In my opinion, the accompanying financial statements present fairly, in all material respects, the financial position of Source One, Incorporated, as of December 31, 1999, and December 31, 1998, and the results of operations, cash flows, and changes in stockholders' equity for the periods then ended, as well as the cumulative period from November 18, 1997, in conformity with generally accepted accounting principles.

/s/ David Coffey, C.P.A.
David Coffey, C. P. A.
Las Vegas, Nevada
February 15, 2000

SOURCE ONE, INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

                                          December 31,           December 31,
                                          1999                   1998
                                          ------------           ------------
ASSETS

Cash                                    $        4,651         $        9,953
Accounts receivable                                565                  3,357
Inventory                                        3,001                  3,886
Deposits                                           670                    420
                                          ------------           ------------
   Total Assets                         $        8,887         $       17,616

LIABILITIES & STOCKHOLDERS' EQUITY

Accounts payable                        $           38         $        1,261
                                          ------------           ------------
   Total Liabilities                                38                  1,261

Stockholders' Equity
     Common stock, authorized 20,000,000
     shares at $.001 par value, issued and
     outstanding 11,292,000 shares              11,292                 11,292
     Preferred stock, authorized 5,000,000
     shares at $.001 par value, none
     issued or outstanding                           0                      0
     Additional paid-in capital                 12,628                 12,628
     Deficit accumulated during the
     development stage                         (15,071)                (7,565)
                                          ------------           ------------
Total Stockholders' Equity                       8,849                 16,355

Total Liabilities and Stockholders' Equity $     8,887          $      17,616
                                          ============           ============

The accompanying notes are an integral part of these financial statements.

SOURCE ONE, INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS AND DEFICIT
ACCUMULATED DURING THE DEVELOPMENT STAGE


                         For the three     For the three     For the twelve    For the twelve    Inception,
                         months ended      months ended      months ended      months ended      Nov. 18,1997,
                         Dec. 31, 1999     Dec. 31, 1998     Dec. 31, 1999     Dec.31,1998   to  Dec. 31, 1999
                         -------------     -------------     -------------     -----------       -------------
Sales                  $         5,383   $         6,582   $        17,354   $      15,801     $        37,446
Cost of sales                    4,006             4,492            14,308          10,766              28,396
                         -------------     -------------     -------------     -----------       -------------
Gross margin                     1,377             2,090             3,046           5,045               9,050

Expenses
   Organizational expense            0                 0                 0               0               4,185
   Advertising                       0               550               395             550                 945
   Consulting                      300               300             1,200           1,995               5,195
   Licenses and fees               221               217               915             546               1,630
   Office expenses                  82               122               837           1,442               2,774
   Professional fees             1,750                 0             7,025               0               7,025
   Rent                              0                 0               180               0                 390
   Travel                            0                 0                 0           1,691               1,691
   Uncollectible accounts            0                 0                 0             286                 286
                          ------------     -------------     -------------     -----------       -------------
Total expenses                   2,353             1,189            10,552           6,510              24,121

Net Income (loss)                 (976)              901            (7,506)         (1,465)            (15,071)

Deficit accumulated,
beginning of period            (14,095)           (8,466)           (7,565)         (6,100)                  0
                         -------------     -------------     -------------     ------------      -------------
Deficit accumulated during
the development stage  $       (15,071)  $        (7,565)  $       (15,071)  $      (7,565)   $       (15,071)
                         =============     =============     =============     ============      =============
Earnings ( loss) per share
  assuming dilution:   $          0.00   $          0.00   $          0.00   $        0.00    $           0.00

Weighted average shares
outstanding                 11,292,000        11,292,000        11,292,000      11,292,000          10,813,616


The accompanying notes are an Integral part of these financial statements.

SOURCE ONE, INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM NOVEMBER 18,1997, ( Date of Inception)
TO DECEMBER 31,1999


                                                         Common Stock          Additional           Total
                                                     Shares      Amount        Paid-in
                                                                               Capital
                                                   ----------    ----------    ----------      ----------
                                                              $             $              $
Balance,
November 18, 1997                                      ----         ----          ----             ----

Issuance of common stock for cash
December, 1997                                      1,000,000         1,000             0           1,000

Issuance of common stock for services
December, 1997                                      8,000,000         8,000             0           8,000

Issuance of common stock for cash
December, 1997                                      2,292,000         2,292        20,628          22,920

Less offering costs                                         0             0        (4,100)         (4,100)
Less net loss                                               0             0             0          (6,100)
                                                   ----------    ----------    ----------      ----------
Balance,
December 31, 1997                                  11,292,000        11,292        16,528          21,720

Less offering costs                                         0             0        (3,900)         (3,900)
Less net loss                                               0             0             0          (1,465)
                                                   ----------    ----------    ----------      ----------
Balance,
December 31, 1998                                  11,292,000        11,292        12,628          16,355

Less net loss                                               0             0             0          (7,506)
                                                   ----------    ----------    ----------      ----------
Balance,
December 31, 1999                                  11,292,000  $     11,292  $     12,628    $      8,849
                                                   ==========    ==========    ==========      ==========


The accompanying notes are an integral part of these financial statements

SOURCE ONE, INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS



                           For the three    For the three    For the twelve    For the twelve    Inception,
                           months ended     months ended     months ended      months ended      Nov. 18,1997
                           Dec. 31, 1999    Dec.31,1998      Dec.31,1999       Dec. 31, 1998  to Dec. 31, 1999

CASH FLOWS PROVIDED BY
OPERATING ACTIVITIES
Net Loss                  $         (976) $           901  $         (7,506) $         (1,465) $       (15,071)
Non-cash items included
  in net loss                          0                0                 0                 0                0
Adjustments to reconcile
  net loss to cash used
  by operating activity
 (Incr.) Decr. in
     Accounts receivable            (565)          (3,356)            2,792            (2,978)            (565)
 (Incr.) Decr. in
     Inventories                   2,606             (293)              885            (3,886)          (3,001)
  (Incr.) Decr. in
     Deposits                          0                0              (250)                0             (670)
Incr. (Decr.) in Accounts
     payable                          38              961            (1,223)           (4,201)              38
                          --------------    -------------    --------------    --------------    -------------
    NET CASH PROVIDED BY
    OPERATING ACTIVITIES           1,103           (1,787)           (5,302)          (12,530)         (19,269)

CASH FLOWS USED BY
INVESTING ACTIVITIES                   0                0                 0                 0                0
                          --------------    -------------    --------------    --------------    -------------
    NET CASH USED BY
    INVESTING ACTIVITIES               0                0                 0                 0                0

CASH FLOWS FROM
FINANCING ACTIVITIES
    Sale of common stock               0                                  0                 0           11,292
    Paid-in capital                    0                                  0                 0           20,628
    Less offering costs                                                                (3,900)          (8,000)
                          --------------    -------------    --------------    --------------    -------------
    NET CASH PROVIDED BY
    FINANCING ACTIVITIES               0                0                 0            (3,900)          23,920

    NET INCREASE IN CASH           1,103           (1,787)           (5,302)          (16,430)           4,651

CASH AT BEGINNING OF PERIOD        3,548           11,740             9,953            26,383                0

CASH AT END OF PERIOD  $           4,651  $         9,953  $          4,651  $          9,953   $        4,651
                          ==============    =============    ==============    ==============    =============


The accompanying notes are an integral part of these financial statements.
                                -5-

SOURCE ONE, INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 1999, AND DECEMBER 31, 1998

NOTE A    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          The Company was incorporated on November 18, 1997, under the laws of the State of Nevada. The business purpose of the Company is to provide wholesale jewelry mail order and the Internet.

          The Company will adopt accounting policies and procedures based upon the nature of future transactions.

NOTE B    INVENTORY

          Inventories are carried at the lower of cost or market on the first-in, first-out basis.

NOTE C    OFFERING COSTS

          Offering costs are reported as a reduction in the amount of paid-in capital received for sale of the shares.

NOTE D    EARNINGS (LOSS) PER SHARE

          Basic EPS is determined using net income divided by the weighted average shares outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. Since the Company has no common shares that are potentially issuable, such as stock options, convertible securities or warrants, basic and diluted EPS are the same.

NOTE E    COMMON STOCK AND PUBLIC STOCK OFFERING

          The Company retained two of its stockholders and issued them 8,000,000 shares of its common stock in exchange for their services in connection with the organization of the Company and preparation of the business plan. The Company also sold the stockholders 1,000,000 shares of its common stock for $1,000 or $. 001 per share.

SOURCE ONE, INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 1999, AND DECEMBER 31, 1998
(continued)

NOTE E    COMMON STOCK AND PUBLIC STOCK OFFERING (continued)

          The Company completed a public stock offering in December of 1997 and sold 2,292,000 shares of its common stock for $22,920 at $.01 per share. The net proceeds of the offering will be used to provide wholesale jewelry through mail order and the Internet.

NOTE F    RELATED PARTY TRANSACTIONS

          The Company has agreed to pay two of its officers $1,000 each for services in their positions during the initial development stage of the Company.

          The Company retained two of its stockholders and issued them eight million shares of common stock in exchange for their services in connection with the organization of the Company and preparation of the business plan. These services were valued at $8, 000 or $. 001 per share.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company has used the same independent accountant since its inception in November of 1997 and has not had any disagreements with said independent accountant.


                             PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


     The following table sets forth the directors and executive officers of the Company, their ages, and all positions with the Company.

Name                            Age         Position
____________________________________________________________________________

Mignon Cardenas                 32          President, and a Director

Sandra Ramirez                  35          Secretary/Treasurer and a Director

Charles R. Powell               41          A Promoter of the Company

     Mignon M. Cardenas, 32, is President and a director of the Company. Ms. Cardenas received her middle school and high school studies in Mexico. From 1984 to 1988, Ms. Cardenas taught English as a second language to students in grades 3 to 6 for Escuela Active Integral, a private elementary school, located in Culiacan, Mexico. During that same period of time, she also opened her own language academy located in the same city where she taught English as a second language. Ms. Cardenas sold this business to return to the United States.
From October 1988 to August 1994 she was employed by Citibank Nevada, in Las Vegas, Nevada, a credit card company, as a customer service representative specializing in correspondence received in foreign languages. She now has a business out of her home with Mary Kay Cosmetics, Inc., where she has reached the level of Independent Sales Director, and is directly involved in managing a sales force of 40 to 50 members, training, motivating and managing them in their personal businesses. Ms. Cardenas is also a certified court interpreter and works as an independent contractor translating and interpreting for the court system and the legal community.

     Sandra Ramirez, age 35, is Secretary/Treasurer and a director of the Company. Ms. Ramirez received her high school studies from Riverside High School in El Paso, Texas. From 1982 until 1985, Ms. Ramirez attended El Paso Community College located in El Paso, Texas and obtained her Associates Degree in Data Processing. Ms. Ramirez was employed by Commercial Uniform Co. in
Los Angeles, California from 1986 to 1988 as a bilingual customer service representative and also assisted with Spanish/English translations. She has been employed with Citibank Nevada, in Las Vegas, Nevada, from October 1988 until the present, as a customer service representative specializing in card member disputes. Ms. Ramirez handles customer contacts in Spanish through telephone and correspondence. She also deals with interbank relationships. Ms. Ramirez currently has a home based business with Mary Kay Cosmetics, Inc., servicing the Hispanic community.

     Charles R. Powell, age 41, a promoter, attended Southwestern Community College in Chula Vista, California taking general study courses from 1979 to 1981. From 1981 to 1982 Mr. Powell attended San Diego State University, San Diego, California majoring in Business Management. From 1982-1983 Mr. Powell attended National University in San Diego majoring in Business Management before embarking on a management career with Carl Karcher Enterprises (Carl's Jr. restaurants) from 1980 to 1984 supervising stores in San Diego, California and Dallas, Texas. From 1984 to 1986, Mr. Powell worked as a store manager for Tandy Corp. (Radio Shack) in Tucson, Arizona and San Diego, California. In 1986, Mr. Powell founded Discount Specialities Inc., a California corporation, a general merchandise wholesaling company, which he nurtured into a successful entity before selling the business in 1989. From 1990 to 1992, Mr. Powell was an independent contractor for The Shell Group, located in Kona Coast, Hawaii. In 1992, Mr. Powell founded Dollar Mania Inc., a private Nevada corporation, engaged in the sale of low priced consumer goods and built the company from one store to sixty three stores in nine states, including Hawaii. By March of 1995, Dollar Mania achieved sustained sales of over $1,000,000 monthly and was acquired by Bargain Products, Inc., a Nevada corporation, in June of 1995. Mr. Powell resigned from Dollar Mania in March of 1996 and sold all of his holdings in Bargain Products, Inc. in November of 1996. In February of 1996, he relinquished financial control of Dollar Mania to another party. Under the control of Bargain Products, Dollar Mania grew at such a fast pace that it was placed into Chapter 11 Bankruptcy on June 19, 1996. The case is still active in the District of Nevada Bankruptcy Court, Las Vegas, Nevada.
Mr. Powell is also the Secretary/Treasurer and a director of Kona Gifts, Inc., a Nevada corporation, which is currently engaged in the direct sales of Hawaiian gift specialty items. Mr. Powell is also the Secretary/Treasurer and a director of Sawbuck Sunglasses, a Nevada corporation, which is currently engaged in the sale of sunglasses. Both Kona Gifts, Inc. and Sawbuck Sunglasses are private corporations which may elect to go public in the near future.

FAMILY RELATIONSHIPS

     There are no family relationships among the Company's directors and/or executive officers.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

     To the best of management's knowledge, during the past five years, no present or former director or executive officer of the Company:

          (1) Has filed a petition under federal bankruptcy laws or any state insolvency law, had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which she was a general partner at or within two years before the time of such filing, or any corporation or business association of which she was an executive officer at or within two years before the time of such filing;

          (2) Was convicted in a criminal proceeding or named the subject of a pending criminal proceeding (excluding traffic violations and other minor offences);

          (3) Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining her from or otherwise limiting her involvement in any type of business, securities or banking activities; or

          (4) Was found by a court of competent jurisdiction in a civil action, by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated any federal or state securities law.

ITEM 10.  EXECUTIVE COMPENSATION

     The following table sets forth the compensation received by the Company's President since inception in November of 1997. There are no other officers of the Company who have been paid any compensation.


                         SUMMARY COMPENSATION


Name and Principal                                               All other
Position                         Year                         Compensation
--------------------------------------------------------------------------

Mignon Cardenas                  1999                             -0-
President                        1998                          $1,000<F1>
                                 1997                             -0-

<F1>    Ms. Cardenas received $1,000 as non-salary compensation for her assistance in the organization of the Company. The $1,000 was paid in January of 1998. No additional compensation in any other form has been paid nor is there currently any plan or arrangement for future compensation.

OPTIONS/SAR GRANTS

     There were no stock options or stock appreciation rights granted to any executive officer since its inception through the present date.

AGGREGATED OPTION/SAR EXERCISES AND FISCAL YEAR END
OPTION/SAR VALUE TABLE

     Not applicable.

LONG TERM INCENTIVE PLANS

     There are no long term incentive plans in effect and therefore no awards have been given to any executive officer in the past year.

COMPENSATION OF DIRECTORS

     The Company pays no fees to members of the Company's Board of Directors for the performance of their duties as directors. The Company has not established committees of the Board of Directors.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT
AND CHANGE IN CONTROL ARRANGEMENTS

     The Company has no employment contracts in effect with any of the members of its Board of Directors or its executive officers nor are there any agreements or understandings with such persons regarding termination of employment or change-in control arrangements.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT AND
         PROMOTER

     The following table sets forth certain information with respect to the beneficial ownership of the common stock by each officer and director of the Company, each person (or group of persons whose shares are required to be aggregated) known to the Company to be the beneficial owner of more than five percent (5%) of the common stock, and all such directors and executive officers of the Company as a group. Unless otherwise noted, the persons named below have sole voting and investment power with respect to the shares shown as beneficially owned by them.

Title of   Name and Address                Amount & Nature        Percent of
Class      of Beneficial Owner             of Beneficial Owner    Class
-----------------------------------------------------------------------------

Common     Mignon Cardenas<F1>              4,500,000<F2>          40%
           705 Vincent Way
           Las Vegas, NV 89128

Common     Sandra Ramirez<F1>                    -0-               -0-
           1205 Daytona Lane
           Las Vegas, NV 89117

Common     Charles R. Powell<F3>            4,500,000<F2>          40%
           3172 North Rainbow Blvd.
           Suite 308
           Las Vegas, NV 89108

Common     All Officers and Directors       4,500,000<F2>          40%
           as a Group (2 Persons)

<F1>   An Officer and Director of the Company.

<F2>   These shares are restricted.

<F3>   A promoter of the Company.

CHANGES IN CONTROL

      The Company has no arrangements which might result in a change in control of the Company.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There have been no material transactions in the past two years or proposed transactions to which the Company has been or proposed to be a party in which any officer, director, nominee for officer or director, or security holder of more than 5% of the Company's outstanding securities is involved.

     The Company has no promoters other than its President, Mignon Cardenas, and Charles Powell. There have been no transactions which have benefitted or will benefit Ms. Cardenas or Mr. Powell either directly or indirectly.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit No.    Description

23.0           Consent of Accountant
27.0           Financial Data Schedule

(b)  Reports on Form 8-K

No reports on Form 8-K were filed for the registrant during the last quarter of the year ended December 31, 1999.

                         SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     Source One, Incorporated
                                     (Registrant)

Date: April 5, 2000                  By: /s/ MIGNON CARDENAS
                                     --------------------------------
                                     Mignon Cardenas
                                     President, Chief Executive Officer and
                                     Director

Date: April 5, 2000__                By: /s/ SANDRA RAMIREZ
                                     --------------------------------
                                     Sandra Ramirez
                                     Chief Financial Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 5, 2000___        By: /s/ MIGNON CARDENAS
                              --------------------------------
                              Mignon Cardenas
                              Director


Date: April 5, 2000           By: /s/ SANDRA RAMIREZ
                              --------------------------------
                              Sandra Ramirez
                              Director